Form 10QSB
period 1999-09-30
FRESH BREATH INDUSTRIES INC
filed 1999-11-23
CIK 1077919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended		September 30, 1999

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from
July 1, 1999	 to	September 30, 1999

Commission File number		0-30180

	FRESH BREATH INDUSTRIES, INC.
(Exact name of registrant as specified in charter)

	Nevada				88-0404404
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

#7-2316 27TH Ave. N.E. Calgary, Alberta Canada	 T2E7A7
(Address of principal executive office)		 (Zip Code)


			(403) 259-6838
Registrant's telephone number, including area code

				N/A
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 Class				             Outstanding as of September 30, 1999
Common Stock, $0.001			8,748,000




PART I - FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS





The accompany unaudited financial statements have been prepared with accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.



The unaudited balance sheet of the Company as of September 30, 1999, and the related audited balance sheet of the company as of December 31, 1998, the unaudited statements of operations and cash flows for the nine months ended September 30, 1998 and 1999 and the unaudited statements of stockholders' equity for the period from inception, September 1, 1998 through
 September 30, 1999, are attached hereto and incorporated herein by this reference.



Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

FRESH BREATH INDUSTRIES, INC.
 (A Development Stage Company)
BALANCE SHEET
September 30, 1999 and December 31, 1998

                             September 30        December 31
                                1999                 1998

Current Assets
   Cash                      $   4,006          $   39,673
   Inventory		                 	42,487         		      -
   Total Current Assets	        46,493		            39,673


Other Assets
   Distribution Rights         229,970.67          307,231.00
   Fixed Assets                  4,917.28             -
   Total Assets                281,380.29          347,231.00





FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 1999 and December 31, 1998

                                   September 30            December 31
                                      1999                     1998
Current Liabilities
Long Term Liabilities
   Account Payable               $    1,168.00            $  5,000.00
   Notes Payable- Related Party     130,790.00             130,790.00
   Accrued Interest                   7,037.00               5,982.00
   Notes Payable                     -                     170,000.00
  Total Current Liabilities         138,995.00             311,772.00

Total Liabilities                   138,772.00             311,772.00


Stock Equity
  Common Stock, $0.001 par
  value  50,000,000 authorized
  Shares, 7,800,000 issued and
  Outstanding at December 31, 1998;
  8,748,000 issued and outstanding   8,748.00                      -
  Stock subscription received          <15.00>              <5,515.00>
  Paid in Capital                  298,126.00               70,200.00
  Deficit accumulated during
 Development stage                <164,474.00>             <37,026.00>

Total Equity                       142,385.00               35,459.00

Total Liabilities and Equity       281,380.00              347,231.00







FRESH BREATH INDUSTRIES, INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS
For the Nine Months ended September 30, 1999
And 1998 and the Period September 1, 1998 (date of
Inception) to September 30, 1999

                                                          September 1, 1998
                          September 30     September 30  (date of inception)
                            1999            1998         to September 30, 1999
                          (unaudited)
Revenues                   1,513.00           -               1,513.00
Cost of Goods sold         1,592.00           -               1,952.00
Gross Profit                 <79.00>          -                 <79.00>

Operating Expenses

Amortization              48,918.00           -              57,590.00
General and Admin         48,596.00           -              64,734.00
Professional Services     19,840.00           -              25,677.00
Total Operating
Expenses                 117,354.00           -             148,311.00

Other Expenses            <9,928.00>          -             <15,910.00>

Net Loss                <127,828.00>          -            <164,474.00>

Basic Loss Per share           <.01>          -                   <.02>




FRESH BREATH INDUSTRIES, INC.
 (A Development Stage Company)
Statements of Changes in Stockholders Equity
Period from September 1, 1998 (date of
Inception) to September 30, 1999
                                                     Stock        Deficit
                Common Stock      Additional       Subscription   Accumulated
              Shares    Amount   Paid in Capital    Received      During the
                                                                 Development
                                                                   Stage

Inception of      -     $    -     $    -            $   -       $       -
Development stage
September 30, 1998

September 15   400,000     400         3,600              -               -
1998 common stock
issued for cash
at $0.01 per share

September 15, 2,550,000   2,550       22,950              -               -
1998 common stock
issued for services
at $0.01 per share

November 15    600,000      600       5,400              -               -
1998, common stock
issued for services at
$0.01 per share

December 1   4,250,000      4,250       38,250        <5,515>             -
1998 common stock
issued for cash at
$0.01 per share

Net loss for    -             -            -             -           <37,026>
Year ended
December 31, 1998

Balance      7,800,000      7,800        70,200       <5,515>        <37,026>
December 31, 1998

January 5,     150,000        150        37,350          -                 -
1999, 504
150,000 shares
@ $0.25

January  5, 1999  -            -            -           5,500             -
Stock sub received

April 1, 1999    36,000        36        8,964           -                -
504 36,000
shares @ $0.25

April 29, 1999  160,000       160       39,840           -                -
Issued shares
For debt

April 29, 1999  502,000       502      124,998           -                 -
Issued shares
For debt

Contributed     -            -           3,374           -                 -
capital

Current Income  -            -            -              -           <127,448>
As of 9-30-99

Balance      8,748,000      8,748      301,500         <15>          <164,474>
September 30, 1999









FRESH BREATH INDUSTRIES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 1999
 And 1998 and the period from
September 1,1998 (Date of Inception) to September 30, 1999


                                                      September 1, 1998
                      September 30    September 30    (date of inception)
                      1999                 1998     to September 30, 1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Income (loss)   $ <127,448>        $   -               <164,474>

Adjustments to reconcile
Net (loss) to net cash
Used by operating activities:

(Increase) decrease
Inventory             < 28,212>           -                  <28,211>

(Increase) decrease
Accounts Payable      < 14,275>           -                  <14,275>

Increase (decrease)   <172,777>        316,590               265,894

Net cash provided
(used) by operating
activities            <342,712>        316,590               <58,932>

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase Equipment and
Distribution Rights      72,670       <316,390>             <243,919>

CASH FLOWS FROM
FINANCING ACTIVITIES

Net Cash provided
By financing                      234,374            -               306,857


Increase (Decrease)
in cash                       <35,667>               -                   -

Cash at beginning
Of period                    39,673                  -                   -

Cash at end
Of period                     4,006                  -                  4,006



FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the unaudited Financial Statements
September 30, 1999

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

On September 1, 1998, Fresh Breath Industries, Inc.
(the Company) was incorporated under the laws of Nevada to engage in marketing cigars and cigar related products.

The Company has authorized 50,000,000 shares of $0.001 par value common stock. The Company has elected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Cash Equivalents

The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

d. Income Taxes

No provision for federal income taxes has been made at September 30, 1999 due to the accumulated operating losses. The minimum state franchise tax has been accrued.

The Company has accumulated approximately $164,000 of net operating losses as of September 30, 1999, which may be used to reduce taxable income and income taxes in future years through 2014. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the unaudited Financial Statements
September 30, 1999

In the event of certain changes in control of the Company,
 there will be an annual limitation on the amount of the net operating loss carryforwards, which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

e. Unaudited Financial Statements

The accompanying unaudited financial statements include all
 of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

f. Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating cost through the sale of products under its distribution rights. Currently, management is committed to covering all operating and other costs until sufficient revenues are generated.

NOTE 4 - DISTRIBUTION RIGHTS

The Company has entered into various agreements with related companies to purchase the distribution rights of breath freshening products. The distribution rights are amortized over the estimated useful life of 7 years using the straight-line method of amortization.








FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the unaudited Financial Statements
September 30, 1999


                                      September 30          December 30
                                         1999                    1998
                                                             (unaudited)

On October 25, 1998, the Company
Bought for the sum of $50,000 and
100,000 shares of its common stock,
the product line rights
which include the assets,
exclusive distributors rights
and promotional materials
of J&D Cigar Company, Ltd.          $      51,000               $   51,000

On October 21, 1998 the Company
Bought for the sum of $130,000
The product-line called
Cigar Gone, Coffee Gone and
Other breath related products              120,000                  130,000

On October 16, 1998, the Company
Bought for the sum of $135,590
Which consisted of $130,590 and 500,000
Shares of its common stock equaling
$5,000 the exclusive Canadian
distribution rights to Irvine
Breath Products and Gel Cap
Breath Freshner product line                135,590                   135,590

    Total                                   316,590                   316,590

    Less: accumulated amortization          (24,107)                   (9,032)

    Total Distribution Rights         $     292,483                 $ 307,558

Notes payable related to distribution rights equaled
$300,790 notes and interest is imputed at 10% per annum. All amounts are current payables and due before December 31, 1999. $170,000 was paid in cash and the issuance of common shares during the four months ended April 30, 1999. The balance outstanding at September 30, 1999 was $130,790.

FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the unaudited Financial Statements
September 30, 1999


NOTE 5 - COMMON STOCK TRANSACTIONS

During the month of June 1999, the Company paid
off services with a common stock issuance.  100,000
 shares were issued at $0.135 for services worth
$13,500. In April of 1999, the Company paid off debt with common stock issuance. 662,000 shares were issued at $0.24 for debt in the amount of $160,000. Also. In April 1999, the Company had a 504 common stock issuance. 36,000 shares were issued at $.25; the cash proceeds which totaled
 $9,000.00. In February of 1999, the Company had a 504 common stock issuance. 150,000 shares were issued at $0.25; the cash proceeds of which totaled
$37,500.

NOTE 6 - RELATED PARTY TRANSACTION

An officer of Quantun Cigar Corporation and 545-205
B.C. LTD., who is also an officer of the Company, which held the distribution rights of Irvine Breath
Products, sold these rights to the Company (Note 4).
  The officer is owed $130,790 at September 30, 1999 and December 31, 1998 respectively.

The Company purchased from the licensor of some of its products, inventory at a cost of $16,000 and packaging at a cost of $4,000.




ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Ability of the Company to Continue


The Company had had a net operating loss of $164,474 since inception. The company will need additional working capital in
order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.


Liquidity and Capital Resources


At September 30, 1999 the Company had total
 liabilities of $138,772 and assets of
$281,3801 and shareholders equities of
$142,385. It is the opinion of management that sales revenues projected and the equity will be able to service the current liabilities.
  $130,790 of the liabilities are due to a shareholder of the Company.


Result of Operations


The Company initiated minimal revenues
during this reporting period.


Sale of Unregistered Securities





PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDING


None.


ITEM 2. CHANGES IN THE SECURITIES



None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


None.




SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FRESH BREATH INDUSTRIES, INC.
[Registrant]


Dated November 15, 1999
By:___________________________
     Jeff Walters, President


By:___________________________
     Frank Baroudi, Vice President



By: __________________________
      Catherine Edwards, Secretary