Form 10QSB
period 2000-03-31
FRESH BREATH INDUSTRIES INC
filed 2000-05-16
CIK 1077919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly report ended March 31, 2000 or

( ) 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	             	 to ___________

Commission File number	000-30180

FRESH BREATH INDUSTRIES, INC.
(Exact name of small business issuer as registrant as specified in charter)

	Nevada	                         					          88-0404404
(State or other jurisdiction of		          (I.R.S. Employer
incorporation or organization)				     Identification No.)

#7-2316 27th Ave. N.E., Calgary, Alberta Canada
(Address of principal executive office)

Registrant's telephone no., including area code (403) 259-6838


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class			     	Outstanding as of March 31, 2000
Common Stock, $0.01					8,748,000







TABLE OF CONTENTS

Heading                                              										Page

Item 1.			Consolidated Financial Statements                   				3

			Consolidated Balance Sheets - March 31, 2000
			   And March 31, 1999                   				                  	6

			Consolidated Statements of Operations - three months
			   Ended March 31, 2000 and 1999			                           	7

Consolidated Statements of Stockholders' Equity 	                	8

			Consolidated Statements of Cash Flows - three
			     Ended March 31, 2000 and 1999			                         	10




			Notes to Consolidated Financial Statements		                  	11

Item 2.			Management's Discussion and Analysis and
		 	     Result of Operations					                                13

PART II. OTHER INFORMATION

Item 1.			Legal Proceedings					                                  	15

Item 2.			Changes in Security					                                	15

Item 3.			Defaults Upon Senior Securities			                      	15

Item 4.			Submission of Matter to a Vote of
			    Securities Holders					                                    	15

Item 5.			Other Information				                                  		15

Item 6.			Exhibits and Reports of Form 8-K			                     	15

			Signatures						                                               	16




PART 1

Item 1.		Financial Statement

	The following unaudited Financial Statements for the period ended March 31, 2000 have been prepared by the Company.


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2000 and December 31, 1999







C O N T E N T S



Independent Accountants' Review Report	 3

Balance Sheets	 4

Statements of Operations	 5

Statements of Stockholders' Equity (Deficit)	 6

Statements of Cash Flows	 8

Notes to the Financial Statements	 9




INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Fresh Breath Industries, Inc.
Vancouver, British Columbia

We have reviewed the accompanying balance sheet of Fresh
Breath Industries, as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Fresh Breath Industries, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 20, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 9, 2000



FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheets


ASSETS

                                					March 31,   			December 31,
                                  					2000        			1999

CURRENT ASSETS

	Cash	                          $   	   331           		$	2,581

		Total Current Assets		                331            			2,581

FIXED ASSETS (NET)(Note 6)		          4,392            			4,606

		TOTAL ASSETS	                 $    	4,723		           $	7,187


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

	Accounts payable	               $	      264		          $	  1,801
	Notes payable - related
parties (Note 5)	                    134,440   		         134,440
	Accrued interest		                   16,805  		           13,445

		Total Current Liabilities        		151,509	  	          149,686

		Total Liabilities	   	             151,509	     	       149,686

STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock, $0.001 par value,
authorized 50,000,000
	 shares; 8,748,000 shares
            and outstanding		          8,748             			 8,748
	Additional paid-in capital	        	298,146	   	          298,146
	Stock subscription receivable		      (15)		               (15)
Deficit accumulated during
the development stage		           (453,665)	             (449,378)

	Total Stockholders'
Equity (Deficit)                  (146,786)	             (142,499)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
		 (DEFICIT)	                   $	   4,723	             	$	7,187

FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations


                                           										From
                                               										Inception on
                                               										September 1,
			                    For the Three Months Ended     			1998 Through
        				                     March 31,                March 31,
				                         2000         1999           			2000

REVENUE	                 $   	-       	$	   -          	    -

OPERATING EXPENSES

Depreciation and
amortization expenses	        	214		       15,075		        	289,256
Professional services		       -            16,587       			  29,889
General and administrative	    712         37,559       			  77,874

Total Operating Expenses	      926         69,221			        397,019

OTHER EXPENSES

Loss on inventory
discontinuation		               -     		      	-          			30,967
Interest expense		          3,361		         9,928		         	25,679

Total Other Expenses	       3,361           9,928	         		56,646

NET LOSS	               $  (4,287)    $   (79,149)      $	  (453,665)

BASIC LOSS
PER SHARE	              $	(0.00)	     $     (0.01)

WEIGHTED AVERAGE
NUMBER OF
 SHARES
OUTSTANDING	              8,483,227		      8,086,000


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
                                                                     Deficit
                                    									                      Accumulated
			                     Additional  	                   Stock      During the
	                       Common Stock        Paid-in  Subscriptions Development
	                      Shares       Amount    Capital  Received      Stage

From inception of
development
 stage, August
31, 1998	                	-	       $   -    $    -     $   	-     	$    	-

September 15,
1998, common
 stock issued
for cash at $0.01
 per share		             400,000	     400      		3,600      		-        		-

September 15,
1998, common
stock issued
for services at
 $0.01 per share	     	2,550,000	   2,550	     22,950	       	-        		-

November 15, 1998,
common  stock
issued for services at
 $0.01 per share		       600,000	      600 		   5,400	         	-       		-

December 1, 1998, common
 stock issued
for cash at
$0.01 per share		       4,250,000	   4,250	     38,250      (5,515)     		-

Net loss for the year ended
 December 31, 1998	       -     	     -     		    -          		-     (37,026)

Balance, December
31, 1998		              7,800,000	   7,800	      70,200      (5,515)  (37,026)

February 10, 1999,
Common  stock
issued for conversion
 of debt at $0.17
per share		               100,000		     100	     16,794        		-       		-

Receipt of subscription
 receivable		               -     		      -        -     		   5,500      		-

March 15, 1999, common
 stock issued for cash at
 $0.25 per share	       	186,000		      186      46,314       		-        		-



FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Continued
                                                                  Deficit
                                       									                 Accumulated
			                                 Additional  	  Stock         During the
	                   Commom Stock      Paid-in     Subscriptions    Development
	                 Shares     Amount   Capital      Received   	   Stage

April 29, 1999,
common stock
issued for
conversion of debt
 at $0.25 per
share	            662,000	    662	    	164,838	       	-            		-

Net loss for
The year ended
 December 31,
1999	              -           -    	     -          		-         	(412,352)

Balance, December
31, 1999	      	8,748,000  	$ 8,748   	298,146	   $ 	(15)	       $(449,378)

Net loss for the
three months
 ended March
31, 2000		        -     		     -     		    -     		  -     	      (4,287)

Balance, March
31, 2000	       	8,748,000  	$ 8,748  $ 	298,146	  $ 	(15)	     $(453,665)


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows
                                                            								From
                                                       										Inception on
                                                       										September 1,
                      				      For the Three Months Ended       1998 Through
                           					         March 31,             			March 31,
               				                2000        	     1999         		2000
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) from operations	       $   (4,287)     $    (79,149)  $   (453,665)
Adjustments to reconcile
net (loss) to net cash provided
 (used) by operating activities:
Depreciation and
amortization expense	                214		          15,075     		  289,256
Common stock issued for services	      -		          31,500		        31,500
Changes in operating assets and liabilities:
Decrease in goodwill		                 -             		-      		    41,063
(Increase) in inventory		              -         		(16,000)	          	-
Increase in accounts payable	       	(1,538)	       (5,000)            263
Increase in interest payable	        	3,361	       		1,055   		     16,805
Increase in notes payable - related   	-         			(4,500)   		     3,650
Net Cash (Used) by
Operating Activities	                (2,250)     		(57,019)    	  (71,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		                -     			      -     		     (5,726)
Purchase of distribution rights		      -           			-       		  (15,800)
Net Cash (Used) by
Investing Activities	                  -           			-       		  (21,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	           	-     		     36,394	  	     92,985
Net Cash Provided by
Financing Activities	   	              -     		     36,394	  	     92,985

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS	          	            (2,250)	   	   (20,625)	  	       331

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD		                         2,581	        	39,673		 	       -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD 	               $	    331	     $	  19,048		   $      331

NON-CASH FINANCING ACTIVITIES:
Issuance of stock for
payment on notes	                $	    -  	     $ 	    -       $	  179,394
Purchase of distribution
rights for notes payable         $	    -     	  $	    -        $  	300,790

Cash Paid For:
	Interest	                       $	   -         $	     -       $	   -
	Income taxes	                   $   	-     	   $  	   -       $    -


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999


NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

	On September 1, 1998, Fresh Breath Industries, Inc.
(the Company) was incorporated under the laws of Nevada to engage in marketing cigars and cigar-related products.

	The Company has authorized 50,000,000 shares of $0.001 par value common stock.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a.  Accounting Method

	The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

	b.  Cash Equivalents

	The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents.

	c.  Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	d.  Income Taxes

	No provision for federal income taxes has been made at March 31, 2000 due to accumulated operating losses. The minimum state franchise tax has been accrued.

	The Company has accumulated approximately $4,000 of net operating losses as of March 31, 2000, which may be used to reduce taxable income and income taxes in future years through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

	In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.





FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999

NOTE 3 -	GOING CONCERN
	The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the sales of products under its distribution rights. Currently, management is committed to covering all operating and other costs until sufficient revenues are generated.

NOTE 4 -	COMMON STOCK TRANSACTIONS
	During the month of December 1998, the Company had a 504 Common Stock issuance. 4,250,000 shares were issued at $0.01; the gross proceeds of which totaled $42,500. $5,500 was received subsequent to December 31, 1998. In September 1998, 2,550,000 shares were issued at $0.01 for services, and 400,000 shares were issued for cash at $0.01. In November 1998, 600,000 additional shares were issued at $0.01 for services rendered, totaling 7,800,000 shares outstanding at December 31, 1998.
	During 1999, the Company issued 762,000 shares at an average price of $0.24 per share for payment on notes payable and related interest totaling $182,394.

	The Company had a 504 common stock issuance. 186,000 shares were issued at $0.25, the gross proceeds of which totaled $46,500.

NOTE 5 -	RELATED PARTY TRANSACTIONS
	An officer of Quantum Cigar Corporation and 545-205 B.C. Ltd., who is also an officer of the Company, which held the distribution rights of Irvine Breath Products, sold these rights to the Company (Note 4). The officer is owed $134,440 at March 31, 2000 and December 31, 1999. The note is due on demand, unsecured and bears interest at 10%

NOTE 6 -	FIXED ASSETS
	During 1999, the Company received office equipment from J&D Cigar. The equipment is depreciated over a five year life using the straight-line method of depreciation. The equipment is valued as follows:
			                                 March 31,
                                 				2000
		Office equipment	              $	4,283
		Computer equipment		             1,152
		Leasehold improvements		           291

		         Total                 		5,726

		Less: accumulated depreciation		(1,334	)

		         Total Net Equipment 	$	4,392

		Total depreciation expense for the three months ended March 31, 2000 and 1999 was $214 and $-0- respectively.


Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

	The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

	Fresh Breath Industries, Inc. (the "Company") is a development stage Company incorporated under the laws of Nevada on September
1, 1998, to engaged in the marketing of cigars and cigar related products. As a start up enterprise the Company had no significant business operations in 1998.

	The Company has entered into various agreements with related companies to acquire the distribution rights of breath freshening products and cigars and cigar accessories. The Company entered into asset purchase agreements; (1) on October 16, 1998, the exclusive Canadian distribution rights to Irvine Breath Products and Gel Cap Breath Freshener products for $135,590 which consisted of $130,950 note and 500,000 shares of common stock, (2) on October 21, 1998, bought for the sum of $130,000 the product line cigar gone, Coffee Gone and other breath related products, and (3) on October 25, 1998, the Company bought for the sum of $50,000 and 100,000 shares of common stock the product lines and promotional materials of J&D Cigar
Company, Ltd.  On April 21, 1999 100,000 shares were issued to
Irvine Breath Products for the cancellation of a $13,500.00 debt. 502,000 shares were issued to Irvine June 30, 1999 in lieu of debt of $125,500. J&D Cigar 160,000 shares in of debt of $40,000.00 to complete the asset purchase

	During the month of December 1998, the Company sold 4,250,000 shares for $0.01, the gross proceeds were $42,500 of which $5,515 was received subsequent to December 31, 1998. The offering under the provisions of Regulation D, Rule 504 of the Securities Act of 1934, as amended (the "Act"). The proceeds were used for working capital.

	During the month of December 1998, the Company sold 4,250,000 shares for $0.01, the gross proceeds were $42,500 of which $5,515 was received subsequent to December 31, 1998. The offering under the provisions of Regulation D, Rule 504 of the Securities Act of 1934, as amended (the "Act"). The proceeds were used for working capital.

	Prior to March 31, 1999 the Company sold an additional 150,000 shares for $37,500 pursuant to Regulation D, Rule 504 of the Securities Act of
1934, as amended.  These funds were also used for working capital.

Products

	Breath Freshener: Cigar-Gone, a sugarless, all natural chewable gel-cap breath freshener, considered one of the accessories, is being successfully marketed and sold through major retail tobacco and convenience stores in North America by Quantum Cigar in Canada, J&D Cigar Company in Canada and the United States and by the Company in the United States. The product Cigar Gone was first introduced at the Cigar Expo in Las Vegas, Nevada in April 1997 and is now being distributed and marketed by several wholesalers in over 10,000 different retail outlets throughout North America. The Company has three other breath products market ready, Coffee Gone, Garlic Gone and an all natural breath spray will be available in four flavors.

	Cigars and Accessories: J&D Cigar, a subsidiary of the Company, is located in Alberta Calgary Canada. J&D is currently carrying 45 different cigars manufactured by 12 different companies including a full line of Cuban Cigars. In its prior seven years in business its been able to secure exclusive Canadian rights to many of these cigars.
As a major Canadian importer of cigars and accessories, J&D has established a client base of about 100 wholesale and retail customers throughout Canada.

		Fresh Breath Industries, Inc., will wholesale the Breath products and the cigar products and other accessories in the United States and through its divisions in Canada.

Results of Operations the First Three Month of 2000

	The Company had revenues of $ 0 for the first quarter with operating expenses of $ 926. The Company also had no revenues in the first quarter of 1999. These amounts represent no increase or decrease and a 98.5% decrease over first quarter 1999 figures.


Net Operating Loss

	The Company has accumulated approximately 453,665of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year
2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used.

Inflation

	In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

	Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements.
 Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.






Part II

Item 1.		Legal Proceedings

	There are presently no material pending legal proceedings to which the Company or any of its subsidiaries in a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.		Changes in Securities

	None.

Item 3.		Defaults Upon Senior Securities

	None.

Item 4.		Submission of Matters to be a Vote of Security Holders

	None.

Item 5.		Other Information

	This item is not applicable to the Company.

Item 6.		Exhibits and Reports on 8-K

a. Exhibit 27 Financial Data Schedule
b. Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three months ended March 31, 1999.




SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						FRESH BREATH INDUSTRIES, INC.


Dated: May 15, 2000

							By:_____________________
							     Catherine Edwards
							      Secretary






2