Form 10KSB
period 1999-12-31
FRESH BREATH INDUSTRIES INC
filed 2000-06-02
CIK 1077919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
	[X]	Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934
		For the Fiscal Year Ended December 31, 1999

	[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number:  000-30180

FRESH BREATH INDUSTRIES, INC.
(Name of small business issuer in its charter)

		Nevada                                 						88-0404404
(State or other jurisdiction of 				         (I.R.S. Employer
incorporation or organization)				           Identification No.)

#7-2316 27TH Ave., N.E., Alberta, Canada                          T2E7A7
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone no.:  (403) 259-6838

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed in
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.              Yes  [X]             No [  ]

	Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

	State the issuer's revenues for its most recent fiscal year.  $  0

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class		                           		Outstanding as of December 31, 1999
	Common Stock, $.001 Par Value	                    8,748,000


DOCUMENTS INCORPORATED  BY REFERENCE
NONE
Transitional Small Business Disclosure Format.       Yes [  ]        No [X]



FRESH BREATH INDUSTRIES, INC.
TABLE OF CONTENTS
                                PART I                           Page
Item 1.          Description of Business ....................      3
Item 2.          Description of Property ....................      6
Item 3.          Legal Proceedings ..........................      7
Item 4.          Submission of Matter to a Vote of Security
                  Holders....................................      7
PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters ................................      7

Item 6.          Management's Discussion and Analysis or Plan of
                     Operation ..............................      10

Item 7.          Financial Statements ........................     15

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure ....      27

PART III

Item 9.          Directors, Executive Officers, Promoters and
                      Control persons;Compliance with Section
                      16(a) of the Exchange Act .............       27

Item 10.         Executive Compensation .....................       28

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management .............................       29

Item 12.        Certain Relationships and Related
                     Transactions ..........................        29

Item 13.        Exhibits and Reports on Form 8-K ...........        30


SIGNATURES .................................................        31





PART I

Item 1.     Description of Business

Business Development
	Fresh Breath Industries, Inc. (the "Company") is a development stage Company incorporated under the laws of Nevada on September 1, 1998, to engaged in the marketing of cigars and cigar related products. As a start up enterprise the Company had no significant business operations in 1998.

	The Company has entered into various agreements with related companies to acquire the distribution rights of breath freshening products and cigars and cigar accessories. The Company entered into asset purchase agreements; (1) on October 16, 1998, the exclusive Canadian distribution rights to Irvine Breath Products and Gel Cap Breath Freshener products for $135,590 which consisted of $130,950 note and 500,000 shares of common stock, (2) on October 21, 1998, bought for the sum of $130,000 the product line cigar gone
one, Coffee Gone and other breath related products, and (3) on October 25, 1998, the Company bought for the sum of $50,000 and 100,000 shares of common stock the product lines and promotional materials of J&D Cigar
Company, Ltd.  On April 21, 1999 100,000 shares were issued to Irvine
Breath Products for the cancellation of a $13,500.00 debt.  502,000 shares were issued to Irvine June 30, 1999 in lieu of debt of $125,500.
J&D Cigar 160,000 shares in lieu of debt of $40,000.00 to complete the asset purchase Companies.

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

Product

	Breath Freshener: Cigar-Gone, a sugarless, all natural chewable gel-cap breath freshener, considered one of the accessories, is being successfully marketed and sold through major retail tobacco and convenience stores in North America by Quantum Cigar in Canada, J&D Cigar Company in Canada and the United States and by the Company in the United States. The product
Cigar Gone was first introduced at the Cigar Expo in Las Vegas, Nevada in April 1997 and is now being distributed and marketed by several wholes over 10,000 different retail outlets throughout North America. The
Company has three other breath products market ready, Coffee Gone, Garlic Gone and an all natural breath spray will be available in four flavors.

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

Marketing

Cigar smoking has always been an integral part of North American culture with a phenomenal surge in popularity in the last few year. In the last two years cigar sales have increased 43% from 1994 to 1995 and even larger increased experienced from 1996 to 1997. Over 240 million cigars were sold in the USA in 1995 and over 300 million sold in 1996. By 1997, cigars were being sold in a variety of locations including grocery, drug and convenience stores. Total cigars sold in 1997 were over 350 million. Cigars have increased 18% from 1994 to 1995 with an equal increase in 1996.
Overall the accessory industry exploded in 1997 with an increase of 23%.

	Hollywood and sports celebrities of both genders have now adopted the cigar as a symbol of success and fashion in the 90's. Cigar bars and emporiums have sprung up across the United States and Canada at an amazing rate. Cigar friendly restaurants are now becoming the norm. The "Stogie" once a bastion of the rich American male has now become a true phenomenon for men and women across wide spectrums of North American society.
Dropping into the local cigar emporium to enjoy a night of fine cigars, to transact business or simply to be part of the cigar culture in now considered a very fashionable thing to do.

	Cigar products took off in 1995 and kept up an even faster pace through 1996 and 1997. Overall cigar sales are being sparked by the popularity of premium hand made cigars. while sales of premium cigars jumped 65% in 1996, they still account for just 6.4% of all cigars sold in the United States. It is estimated that there are 10 million cigar smokers in the United States, many of them being occasional smokers. Less than 4% are women and they tend to smoke the premium cigars. The highest concentration is in the over 40 year old category. However, more men in their mid-20's are taking to the phenomena. Reasons for the resurgence points to the fact that cigars have recaptured their traditional image of success, achievement and celebration.

	The current popularity of cigars can be seen in the birth of several Cigar magazines. Although only a few years old the magazine "Cigar Aficionado" has risen from 40,000 circulation to 440,000 paid circulation. An estimated two million read this bible of the cigar business, which gained its popularity by using big name stars on the cover. "Smoke" is the newest magazine to hit the cigar market and already boasts of a paid circulation of over 160,000 copies in less than one year.

	Cigars, cigar accessories, and breath fresheners are generally sold on an indirect basis, e.g., through jobbers and wholesalers to the retail outlets.
 Some are sold in a direct basis to national accounts Cigar Gone are now being distributed and marketed by several wholesalers and in over 10,000 different retail outlets including 7-Eleven, Circle K and AM/PM stores.

Competition

Breath Assure is the market leader for gel-cap breath cleansers. It has approximately $40,000,000 in sales (1996) world wide, and is in 30 35 countries. Breath Assure is mostly known for its single action gel-cap formula that is swallowed and takes up to 30 minutes to take effect. Although Breath Assure is a very good product it does not work instantly, thus the consumer has to wait 30 minutes before the product takes effect. Quite often the individual does not want to wait for this length of time before experiencing the relief of fresh breath.

	Breath Assure is relatively unchallenged in its dominance of the market place; being a premium product at a premium price. Fresh Breath, Inc., is able to beat Breath Assure's pricing and still maintain good profit margins.  As it stands now Breath Assure sells at retail up to $7.95 for
50 gel-caps.  Cigar Gone sells at retail for $5.95 for 50 gel-caps.  It allows Fresh Breath, Inc., to sell a premium product at a more reasonable
price to the consumer.  This trend will also continue with "	" Gone product.

	To be able to effectively combat Breath Assure and other similar products that will undoubtedly be coming onto the market place, Fresh Breath, Inc., must establish a very aggressive marketing and advertising campaign. Cigar
Gone and Coffee Gone are presently in approximately in ten thousand (10,000) accounts across North America and is expected to be in a minimum of 30,000 stores across North American by the end of 1999. Although Fresh Breath, Inc., has been very successful in marketing its products to many wholesale distributors throughout North America we have not had the opportunity to market the products directly to the consumer, with the exception of a few cigar trade magazines. We are looking forward to creating this product awareness in the near future.

Research and Development

	The Company has not allocated funds for conducting research and development, however, with minimum funds the Company and its affiliates have developed four (4) additional niche breath products. Garlic Gone, Coffee Gone, Alcohol Gone in gel-caps and a line of flavor sprays.

	Tobacco accessory sales have increased 188% in food stores, 192% in drug stores and 292% with mass merchandisers.

Patents and Trademarks

	All cigar products handled have trademark protected by their manufacturers. To the issuers knowledge none of the accessory items handled are patented.

Employees

	Presently, the Company has 2 employees. Management intends to hire additional employees in the United States and Canada only as needed and as funds are available. In such cases compensation to management and employees will be consistent with prevailing wages for service rendered. The Company also will use contract services that will preclude the necessity of hiring for packaging and processing.

Facilities

	The Company has a resident agent office at 1905 South Eastern Avenue, Las Vegas, Nevada and sales office in Calgary, Alberta, Canada, Vancouver, B.C., Canada and sales and product office in Irvine and San Diego, California. The Company will maintain a headquarter office in Vancouver at 510 Burrard St., Suite 910 in the mid quarter of 1999.

Litigation

	The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.


Industry Segments

	No information is presented as to industry segments. The Company is presently engaged in a single line of business, the development and marketing of the Fresh Breath product. Reference is made to the statements of income contained in the financial statements included herein for a statement of the Company's revenues and operating profit
(loss) for the past two fiscal years.

Item 2.     Description of Property

	The Company has a resident agent office at 1905 South Eastern Avenue, Las Vegas, Nevada and sales office in Calgary, Alberta, Canada, Vancouver, B.C., Canada and sales and product office in Irvine and San Diego, California. The Company will maintain a headquarter office in Vancouver at 510 Burrard St., Suite 910 in the mid quarter of 1999.




Item 3.     Legal Proceedings

	The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.    Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

	Prior to the filing of this registration statement, no shares of the Company's Common Stock have been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency of authority. The Company's Common Stock is eligible to be traded in the over-the-counter market upon the filing of this Form 10SB and the clearings and comments thereto by the Commission.

	The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule.
Section 15(g) sets forth certain requirements for transactions in penny stocks and rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the d that used in Rule 3a51-1 of the Exchange Act.

	The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) of the issuers net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

	For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.
Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

	As of December 31, 1998 and March 31, 1999 there were 21 and 26 holders respectively of record of the Company's Common Stock. Because the Company does not presently trade, no trading history is presented herein.

	As of December 31,recent three months, and who has held restricted shares for a least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

	Generally, the shares of restricted stock may not be sold or otherwise transferred unless first registered under the Act or unless there is an appropriate exemption from registration available.

Recent Sales of Unregistered Securities

	On December 31, 1998 and March 31, 1999, the Company completed an offering of its Common Stock pursuant to the provisions of Regulation D, Rule 504 of the Act. Under the offerings, the Company sold 4,250,000 share to 15 people for $42,500 in December 1999 and 186,000 shares for $46,500 in March 1999.
This offering was not registered under the Act, or registered or qualified under the securities laws of any state. All purchasers of the shares reside outside the United States. The offering of the shares were made in reliance upon the limited offering exemption from registration with the Securities and Exchange Commission as set in Rule 504 of Regulation D.

Each purchaser was required to complete and sign a written subscription Agreement represnting that they has read the Disclosure Statement and that the offering was subjected to a various risk. Pursuant to Rule 504(b)(1) of Regulation D, the provisions of Rule 505(c) amd (d) provides that: "exempt as provided in Rule 504(b)(1), securities acquired in a transaction under Regulation D shall have the status of securities acquired in a transaction under section 4(2) of the Act and cannot ne resold without resignation under the Act of the exepmtion therefrom...."

Because the Company's intent and good faith belief was that the offering qualified under Rule 504(b)(1) of Regulation D, purcahsers of the Company's common stock mat be permitted to resell their shares without registration unde the Act pursuant to Rule 502(d). As such, certificates representing these shares to not bear any restrictive legends.

The Company also issued 100,000 shares of its common stock, to two individual related parties in the asset acquisition of J&D Cigars on October 25, 1998 and 500,000 shares to one individual realted party for the acquisition of the exclusive distribution rights for Canada of Irvine Products and Gel Caps breath freashner product lines on October 16, 1998. With respect to the issuance of the 600,000 shares, the holders would be affilicates.


	The Company relied on the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act in the issuance of the total of 3,350,000 share issued in the fourth quarter of 1998 said 3,550,000 being all the restricted share issued.

Dividend Policy

	The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6.     Management's Discussion and Analysis or Plan of  Operation

	The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

	The Company became incorporated in September 1998. The Company began operations by consolidating a distribution operation and acquiring various rights and licenses. Although, the Company did not realize revenues as of the date hereof, management anticipates sales to start by the end of first quarter or early in the second quarter of 1999.

	The Company's current capital was provided by the founders of the Company and by two private placements for sale of common stock.
Management believes that the Company's cash requirement can be satisfied with existing capital for ninety days, if sales are sufficient to handle current operating costs. Management anticipates the Company will require further capital of approximately $400,000 within the next Ninety days in order to properly facilitate production and distribution channels. This additional capital is expected to come from the sales of products in inventory or already ordered, however, of intital marketing is delayed or revenues are not adequare to satisfy its capital needs, the Company will have to explore other alternatives for funding.

	In the event, outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or a public offering. If the Company experiences a substantial delay in marketing revenues and is unable to secure public financing from the sale of its securities or from private lenders, the continuation of the Company as a going concern would be seriously jeopardized.

	Most of the research and development of the Breath Fresheners additional products has been completed. Management does not intend to consider new products until such time as revenues are realized from the sale of the existing products and lines of cigars and accessories. All of the present lines have an established line of distribution, therefore, no immediate funds have to be expended in that area. Management would consider products that would fit in their distribution channel, but are manufactured by others.

	The Company has an inventory of 1700 units with wholesale value of approximately $36,000.00 that was transferred in the acquisitions.

	Management does not anticipate hiring additional employees until recruited by sales and that is further dependent on the Company having sufficient capital.

Net Operating Loss

	The Company became incorporated in September 1998. The Company began operations by consolidating a distribution operation and acquiring various rights and licenses. Although, the Company did not realize revenues as of the date hereof, management anticipates sales to start by the end of first quarter or early in the second quarter of 1999.

	The Company's current capital was provided by the founders of the Company and by two private placements for sale of common stock. Management believes that the Company's cash requirement can be satisfied with existing capital for ninety days, if sales are sufficient to handle current operating costs. Management anticipates the Company will require further capital of approximately $400,000 within the next Ninety days in order to properly facilitate production and distribution channels. This additional cap ted to come from sales of products in inventory or already ordered, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

	In the event, outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or a public offering. If the Company experiences a substantial delay in marketing revenues and is unable to secure public financing from the sale of its securities or from private lenders of the Company as a going concern would be seriously jeopardized.

	Most of the research and development of the Breath Fresheners additional products has been completed. Management does not intend to consider new products until such time as revenues are realized from the sale of the existing products and lines of cigars and accessories. All of the present lines have an established line of distribution, therefore, no immediate funds have to be expended in that area. Management would consider products that would fit in their distribution channel, but are manufactured by others

	The Company has an inventory of 1700 units with wholesale value of approximately $36,000.00 that was transferred in the acquisitions.

	Management does not anticipate hiring additional employees until recruited by sales and that is further dependent on the Company having sufficient capital.




Net Operating Loss

	The Company has accumulated approximately $37,026 of net operating loss carryforwards as of December 31, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amout rating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December
31, 1998 or the four month ended March 31, 1998.

Inflation

	In the opinion of management, inflation will not have a material effect on the operations of the Company.

Year 2000

	Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" s the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

	The Company had completed its assessment of the year 2000 issue and believed that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believed that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issued impact the Company's a accounting system erations aided by its computer system, the Company believes, as part of the contingency plan, that it has access to adequate personnel or consultants to perform those functions manually until such time that any Year 2000 issues are resolved.

	The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issued as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non- IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issued in a timely manner, it could result in a material financial risk to the Company, including loss of revenue unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve an significant Year 2000 issues in a timely manner.

	As of March 31, 2000 the Company had not experienced any Y2K problem themselves or with suppliers.

Recent Accounting Pronouncements

	The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No.
128 provides for the calculation of "Basic" and "Dilutive" earnings per share Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.
SFAS no. 129 establishes standards for disclosing information about an entity's capital structure. SFAS no. 128 and SFAS no. 129 are effective for financial statements issued for periods ending after December 15, 1997.
Their implementation is not expected to have a material effect on the financial statements.

	The Financial Accounting Standards Board has also issued SFAS No. 131, No. 130, "Reporting Comprehensive Income" and SFAS no. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS no. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS no. 131 supersedes SFAS no. 14 "Financial
Reporting for Segments of a Business Enterprise." SFAS no. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customer. SFAS no. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

Risk Factors and Cautionary Statements

	This Registration Statement contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.


Item 7.  Financial Statements

	The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have been examined to the extent indicated in their report by Jones, Jensen and Company independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant top Regulation
S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB


























FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 1999



C O N T E N T S



Independent Auditors' Report	 3

Balance Sheet	 4

Statements of Operations	 5

Statements of Stockholders' Equity (Deficit)	 6

Statements of Cash Flows	 7

Notes to the Financial Statements	 8
INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Fresh Breath Industries, Inc.
Vancouver, British Columbia

We have audited the accompanying balance sheet of Fresh Breath Industries, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception on September 1, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Breath Industries, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on September 1, 1998 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
April 20, 2000


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheet

ASSETS

                                             December 31,
                                                1999

CURRENT ASSETS
	Cash	                                         $	2,581

		Total Current Assets		                         2,581

FIXED ASSETS (NET) Note 6		                      4,606

		TOTAL ASSETS	$                                 7,187


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
	Accounts payable	                              $	1,801
	Notes payable -
related parties (Note 5)	             	         134,440
	Accrued interest (Note 5)	                      13,445

		Total Current Liabilities           	         149,686

		Total Liabilities                  		         149,686

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value,
authorized 50,000,000 shares;                 8,748,000
shares issued and outstanding	                    8,748
	Additional paid-in capital	                    298,146
	Stock subscription receivable	                     (15)
Deficit accumulated during the
development stage		                            (449,378)

Total Stockholders' Equity (Deficit)	          (142,499)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                  $	7,187


The accompanying notes are an integral part of these financial statements

FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

                                                                  From
                                                    								   Inception on
								                                                       September 1,
          			                       For the Years           	  1998 Through
				                               Ended December 31,       	  December 31,
                               				1999        	1998        	      1999

REVENUE	                    $       -     	$      -     		$         -

OPERATING EXPENSES
Depreciation and
amortization expenses	           280,010		      9,032	    	     289,042
Professional services	            24,102	       5,787    		      29,889
General and administrative        60,937		     16,225		          77,162

Total Operating Expenses         365,049	    	 31,044		         396,093

OTHER EXPENSES
Loss on inventory
discontinuation		                 30,967		        -      		      30,967
Interest expense		                16,336		      5,982		          22,318

Total Other Expenses	             47,303		      5,982	     	     53,285

NET LOSS	                  $	   (412,352) 	 $ (37,026	)    	$  (449,378)

BASIC LOSS PER
SHARE                     	$ 	    (0.05)   	$   (0.01)

WEIGHTED AVERAGE
NUMBER OF  SHARES
OUTSTANDING	                     8,483,227	   	7,800,000





The accompanying notes are an integral part of these financials


FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

                                                                   Deficit
									                                                          Accumulated
					                                    Additional    Stock       During the
          		            Common Stock     	Paid-in   Subscriptions  Development
          		          Shares     Amount  	Capital    	Received   		Stage

From inception
of development stage,
August 31, 1998	       -     	$      - 	$     -   	$      -     	  $	  -

September 15, 1998,
common stock issued
for cash at $0.01
per share	          400,000        400	     3,600         -            -

September 15, 1998,
common stock issued
for services at
$0.01 per share   2,550,000      2,550	    22,950         -            -

November 15, 1998,
common  stock issued
for services at
$0.01 per share     600,000      6,000      5,400          -            -

December 1, 1998,
common  stock issued
for cash at
$0.01 per share    4,250,000     4,250     38,250       (5,515)      		 -

Net loss for the
year ended
December 31,
1998		                  -        	  -         -            -         (37,026)

Balance, December
31, 1998	          7,800,000     7,800      70,200      (5,515)      (37,026)

February 10, 1999,
common stock issued
for conversion
of debt at $0.17
per share	           100,000       100      16,794          -            -

Receipt of subscription
 receivable		           -     	     -          -           5,500         -


March 15, 1999,
common stock issued
for cash at
$0.25 per
share 	             186,000        186      46,314            -           -

April 29, 1999,
common Stock
issued for
conversion of debt
at $0.25 per
share	    	         662,000         662     164,838           -           -

Net loss for the
year ended
December 31,
1999	                 -             -          -               -	   (412,352)

Balance, December
 31, 1999         8,748,000      $	8,748 $  298,146    $     (15) 	$ (449,378)



























The accompanying notes are an integral part of these financials



FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

                                                                    From
                                                     								   Inception on
                                							                     	   September 1,
                   				                 For the Years           1998 Through
			                                 Ended December 31,        	  December 31,
          			                       1999            1998  	         1999

CASH FLOWS FROM OPERATING ACTIVITIES

(Loss) from operations	        $   (412,352)   $   (37,026)  $   (449,378)
Adjustments to reconcile net (loss)
 to net cash provided
(used) by operating activities:
Depreciation and
amortization expense	 	             280,010		        9,032		       289,042
Common stock issued for services	      -            31,500     			  31,500
Changes in operating assets and liabilities:
Decrease in goodwill		               41,063		          -       			  41,063
Increase (decrease) in
accounts payable		                   (3,199)	       	5,000	     		   1,801
Increase (decrease) in
interest payable		                    7,462        		5,982       			13,444
Increase (decrease) in notes
payable - related		                   3,650		           -        			 3,650
Net Cash Provided (Used)
by Operating Activities		           (83,366)        14,488	      		(68,878	)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment		              (5,726)		          -        			(5,726	)
Purchase of distribution rights	      	-     	      (15,800)       (15,800)
Net Cash (Used) by
Investing Activities	                (5,726)        (15,800)       (21,526)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	           52,000	        40,985			      92,985
Net Cash Provided by
Financing Activities	           	     52,000	        40,985      			92,985

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS		                       (37,092)	       39,673     			  2,581

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD		                          39,673		          -       			     -


CASH AND CASH EQUIVALENTS
AT END OF PERIOD 	                 $   2,581		   $   39,763     $    2,581

NON-CASH FINANCING ACTIVITIES
Issuance of stock for
payment on notes	                  $	179,394		   $        -     $   179,394
Purchase of distribution
rights for notes payable	          $      -     	$   300,790    $   300,790


Cash Paid For:

Interest	                           $     -     	$       	-     $ 	   -
Income taxes	                       $     -     	$        -     $     -































The accompanying notes are an integral part of these financials

FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
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

	d.  Income Taxes

	No provision for federal income taxes has been made at December 31, 1999 due to accumulated operating losses. The minimum state franchise tax has been accrued.

	The Company has accumulated approximately $412,000 of net operating losses as of December 31, 1999, which may be used to reduce taxable income and income taxes in future years through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 1999

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

	An officer of Quantum Cigar Corporation and 545-205 B.C. Ltd., who is also an officer of the Company, which held the distribution rights of Irvine Breath Products, sold these rights to the Company (Note 4). The officer is owed $134,440 at December 31, 1999. The note is due on demand, unsecured and bears interest at 10%




FRESH BREATH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 1999

NOTE 6 -	FIXED ASSETS

	During 1999, the Company received office equipment from J&D Cigar. The equipment is depreciated over a five year life using the straight-line method of depreciation.  The equipment is valued as follows:
                                   				December 31,
                                      				1999

		Office equipment	                     $	4,283
		Computer equipment		                    1,152
		Leasehold improvements	                   291

		         Total	                         5,726

		Less: accumulated depreciation         (1,120)

		         Total Net Equipment	         $	4,606

		Total depreciation expense for the years ended December 31, 1999 and 1998 was $1,120 and $-0- respectively.





















Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

	The executive officers and directors of the Company are as follows:

 	Name			                         	Age	            		Position

Kenneth Trociuk                     44	 	            CEO / Director
Jeffery Walters                  		 34            			President/Director
Catherine Edwards                		 39	            		Secretary/Treasurer/
                                                     Director

	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of rectors and any committee of the Board of Directors. The Executive
Committee of the Board of Directors, to the extent permitted under Nevada law, consists of the two directors and exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

	None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

	The directors will initially devote their time to the Company's affairs on an "as needed" basis, the exact amount of which is undetermined at this
time.  Jeff Walters approximately 	 to 	 hours per week to the Company's
business. If the Company begins to generate revenues, the Company's Secretary/Treasurer, Catherine Edwards, will devote approximately20 to 3
30 hours a week primarily as the Company's Controller persons are prepared to increase the time they devote to the Company should such a need arise. Presently ther are no other persons whose activities are material to the Company's operations other than the Company's corporate counsel.

	The business experience of each of the persons listed below during the past five years is as follows:

Kenneth Trociuk, age 44, is the president and CEO of three companies, Kenrich Mining (V.S.E.),and Blue Gold. He has a Business Diploma in Administration, Economics and Advertising. As a co-owner of Canadian Oilfield Directory until 1996, and Sales manager for Parklane Publications for five years, Mr. Trociuk brings valued marketing experience to the company. Mr. Trociuk is an avid super-pro quarter mile drag racer.

	Catherine Edwards, age 39, has worked in the medical profession for ten years, and more recently manages commercial real estate. She has run her own business for the past 10 years. First a cattle ranch, and then a retail wholesale business which she is currently operating. She has been involved in financing for public companies. Ms. Edwards is a director of Thorlow Resources, and is currently serving her sixth year on the board of a non-profit society. Ms. Edwards has a College Business Diploma and a Bachlor of Science degree form the University of British Columbia.

	Jeffrey Walters, age 34, has an extensive and varied business background. He is the founder and owner of several businesses in Canada. He has been an entrepreneur throughout his career with over seven years experience in the tobacco and liquor industry. Mr. Walters brings his varied experience along with several designations to Fresh Breath Inc. Mr. Walters was born in Calgary, Alberta where he completed high school and attended the University of Calgary. He is the owner of several retail and wholesale in the province of Alberta. Jeff will manage all aspects of the breath freshener and cigar business.


Section 16(a) Beneficial Ownership Reporting Compliance

	Each of the Company's officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports were not filed on a timely basis, but were submitted to the Securities and Exchange Commission on March 1, 2000

Item 10.  Executive Compensation

	The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.  Since the
Company's inception, it has not paid any salaries or other compensation to its officers, directors or employees.  Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth information, to the best of the Company's knowledge, as of March 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

	Name and Address         			Amount and Nature of           		Percent of
	of Beneficial Owner			      Beneficial Ownership	           	of Class (1)
	Kenneth Trociuk*			             1,000,000	              		    12.5%
	Ste. 910-510 Burrard St.
	Vancouver, B.C., Canada
	V6C 3A8

	Jeff Walter*		        		        1,050,000	                	   13.5%
	139 Sackville Dr. S.W
	Calgary, Albert, Canada
	T2W 0W4

	Catherine Edwards*			             900,000	              	 	     11%
	40 Hymar Place
	Vernon, B.C., Canada
	V1B 2X5

	Doug McPhee*				                  50,000    	  	          	   .006%
	#3 Sierra Vista Circle
	Calgary, Alberta, Canada
	T2W 0W4

	*Management As A Group		       3,550,000			                     45%

	Mounier Sallman	    			          450,000		                	    5.6%
	1860 Crois Salvador
	Brossard, Quebec
	V4X 1V2

	Peter Shield	       			          400,000			                      5%
	1757 N. 40th Avenue
	Vancouver, B.C. Canada
	V6M 1W3

	*	Director and/or Officer
	(1)	Based upon 86,000 shares of Common Stock outstanding on March 31, 1999.


Item 12.  Certain Relationships and Related Transactions

	The Company has entered into various agreements with related companies to purchase the distribution rights of breath freshening products.

	On October 16, 1998, the Company bought for the sum of $135,590 which consists of $130,590 and 500,000 shares of its Common Stock equaling
$5,000, the exclusive Canadian distribution rights to Irvine Breath
Products and Gel Cap Breath Freshener product-lines.  On October 21,
1998, the Company bought for the sum of $130,000 the product-line called Cigar Gone, Coffee Gone and other breath-related products. October 25, 1998, the Company bought for the sum of $50,000 and 100,000 shares of its Common Stock, the product-line rights which include the assets, exclusive distributor rights, and promotional materials of J&D Cigar Company, Ltd.

	The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made vailable to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.


PART V

Item 13. Exhibits and Reports on From 8-K

(a) Exhibits

* Articles of Incorporation, filed as  Exhibit to Form 10-SB

* By Laws, filed as Exhibit to Form 10-SB

27 Financial Data Schedule

* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated are incorporated herein by reference.



SIGNATURES

	In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Breath Industries, Inc.



By:/s/ Catherine Edwards

       Catherine Erdwars, Secretary


Dated:  March 31, 2000

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature		                      	Title			             	Date



Jeffery Walters		               President, Director      March 31, 2000




Kenneth Trociuk		               CEO, Director            March 31, 2000



Catherine Edwards	             	Secretary/Treasurer      March 31, 2000
                                /Director

















15


28