Form 10-Q
period 2000-06-30
FRESH BREATH INDUSTRIES INC
filed 2000-08-18
CIK 1077919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended June 30, 2000
                                       or
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 Suite 210, 195 2nd Ave., Vancouver, BC V5Y1B8
                     (Address of principal executive office)

          Registrants telephone no., including area code (403) 259-6838

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

        Class                              Outstanding as of June 30, 2000
Common Stock, $0.01                                8,748,000




                                TABLE OF CONTENTS

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements              3

                           Consolidated Balance Sheets June 30, 2000
                              And June 30, 1999                           4

                           Consolidated Statements of Operations  six months
                              Ended June 30, 2000 and 1999                5

                           Consolidated Statements of Stockholders Equity 6

                           Consolidated Statements of Cash Flows  six months
                                Ended June 30, 2000 and 1999              8

                           Notes to Consolidated Financial Statements   11 - 13

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                      14

                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              15

Item 2.                    Changes in Security                            15

Item 3.                    Defaults Upon Senior Securities                15

Item 4.                    Submission of Matter to a Vote of
                               Securities Holders                         15

Item 5.                    Other Information                              16

Item 6.                    Exhibits and Reports of Form 8-K               16

                           Signatures                                     17




                                     PART 1

Item 1.           Financial Statement

     The following unaudited Financial Statements for the period ended June 301 2000 have been prepared by the Company.

                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                             June 30,            December 31,
                                               2000                1999
                                          (Unaudited)
CURRENT ASSETS
   Cash                                  $     301              $   2,581

     Total Current Assets                      301                  2,581

FIXED ASSETS (NET)(Note 6)                   4,178                  4,606

     TOTAL ASSETS                        $   4,479              $   7,187


                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                       $   2,601             $   1,801
   Notes payable - related parties (Note 5) 134,440               134,440
   Accrued interest                          20,166                13,445

     Total Current Liabilities              157,207               149,686

     Total Liabilities                      157,207               149,686

STOCKHOLDERS EQUITY (DEFICIT)

   Common stock, $0.001 par value,
   authorized 50,000,000
   shares; 8,748,000 shares
   issued and outstanding                    8,748                 8,748
   Additional paid-in capital              298,146               298,146
   Stock subscription receivable             (15)                   (15)
   Deficit accumulated
   during the development stage           (459,607)             (449,378)
   Total Stockholders  Equity (Deficit)   (152,728)             (142,499)

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
      (DEFICIT)                          $   4,479             $   7,187



                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                     For the Six Months Ended
                                                            June 30,
                                                    2000              1999

REVENUE                                      $         -       $        -
OPERATING EXPENSES

   Depreciation and amortization
    expenses                                              428              498
   Professional services                                2,337           21,136
   General and administrative                             742          231,844

     Total Operating Expenses                           3,507          253,478

LOSS FROM OPERATIONS                                   (3,507)        (253,478)

OTHER EXPENSES

   Loss on inventory discontinuation                   -                -
   Interest expense                                    (6,722)          -
     Total Other Expenses                              (6,722)          -

NET LOSS                                     $        (10,229) $      (253,478)

BASIC LOSS PER SHARE                         $          (0.00) $         (0.03)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 8,748,000        8,005,331



                                                For the Three Months Ended
                                                         June 30,
                                                    2000            1999

REVENUE                                      $         -       $     -

OPERATING EXPENSES

   Depreciation and amortization
    expenses                                        214               249
   Professional services                          2,337             5,284
   General and administrative                        30           168,796

     Total Operating Expenses                     2,581           174,329

LOSS FROM OPERATIONS                             (2,581)         (174,329)

OTHER EXPENSES

   Loss on inventory discontinuation                 -                 -
   Interest expense                              (3,361)               -

     Total Other Expenses                        (3,361)               -

NET LOSS                                  $      (5,942)    $   (174,329)

BASIC LOSS PER SHARE                      $      (0.00)     $      (0.02)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            8,748,000         8,198,449




                                        From Inception
                                        On September 1
                                        1998 through
                                        June 30
                                        2000

Revenues                        $       -

Operating Expenses

Depreciation and Amortization           289,470
Professional services                    32,226
Genral and administrative                77,904

Total Operating Expenses                399,600

Loss From Operations                   (399,600)

Other Expenses
Loss on  inventory
discontinuation                         (30,967)
Interest Expense                        (29,040)

Total Other Expenses                    (60,007)

Net Loss                             $ (459,607)

Basic Loss Per Share                       -

Weighted Average Number of
Shares Outstanding                         -






                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders Equity (Deficit)

                                                      Commom Stock
                                                 Shares            Amount
    From inception of development
     stage, August 31, 1998                         -       $          -

    September 15, 1998, common
     stock issued for cash at $0.01
     per share                                     400,000                400
    September 15, 1998, common
     stock issued for services at
     $0.01 per share                             2,550,000              2,550

    November 15, 1998, common
     stock issued for services at
     $0.01 per share                               600,000                600

    December 1, 1998, common
     stock issued for cash at
     $0.01 per share                             4,250,000              4,250

    Net loss for the year ended
     December 31, 1998                              -                  -

    Balance, December 31, 1998                   7,800,000              7,800

    February 10, 1999, common
     stock issued for conversion
     of debt at $0.17 per share                    100,000                100

    Receipt of subscription
     receivable                                     -                  -
    March 15, 1999, common
     stock issued for cash at
     $0.25 per share                               186,000                186

    April 29, 1999, common stock
     issued for conversion of debt
     at $0.25 per share                            662,000                662

    Net loss for the year ended
     December 31, 1999                              -                  -

    Balance, December 31, 1999                   8,748,000  $           8,748



                                                Additional      Stock
                                                Paid In         Subscription
                                                Capital         Receivable

From inception of development
     stage, August 31, 1998               $         -       $          -

    September 15, 1998, common
     stock issued for cash at $0.01
     per share                                   3,600                 -

    September 15, 1998, common
     stock issued for services at
     $0.01 per share                            22,950                 -

    November 15, 1998, common
     stock issued for services at
     $0.01 per share                             5,400                 -

    December 1, 1998, common
     stock issued for cash at
     $0.01 per share                            38,250               (5,515)

    Net loss for the year ended
     December 31, 1998                             -                  -

    Balance, December 31, 1998                  70,200               (5,515)

    February 10, 1999, common
     stock issued for conversion
     of debt at $0.17 per share                 16,794                -

    Receipt of subscription
     receivable                                    -                  5,500
    March 15, 1999, common
     stock issued for cash at
     $0.25 per share                            46,314                -

    April 29, 1999, common stock
     issued for conversion of debt
     at $0.25 per share                        164,838                -
    Net loss for the year ended
     December 31, 1999                             -                  -

    Balance, December 31, 1999        $        298,146          $       (15)






                                                Deficit
                                                Accumulated
                                                During the
                                                Development
                                                Stage



From inception of development
     stage, August 31, 1998             $         -

    September 15, 1998, common
     stock issued for cash at $0.01
     per share                                    -

    September 15, 1998, common
     stock issued for services at
     $0.01 per share                              -

    November 15, 1998, common
     stock issued for services at
     $0.01 per share                              -

    December 1, 1998, common
     stock issued for cash at
     $0.01 per share                               -

    Net loss for the year ended
     December 31, 1998                         (37,026)

    Balance, December 31, 1998                 (37,026)

    February 10, 1999, common
     stock issued for conversion
     of debt at $0.17 per share                    -

    Receipt of subscription
     receivable                                    -
    March 15, 1999, common
     stock issued for cash at
     $0.25 per share                               -

    April 29, 1999, common stock
     issued for conversion of debt
     at $0.25 per share                            -

    Net loss for the year ended
     December 31, 1999                         (412,352)

    Balance, December 31, 1999        $        (449,378)




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)
                                                   Common Stock
                                                Shares          Amount

Balance, December 31, 1999                   8,748,000  $            8,748

Net loss for the six months
 ended June 30, 2000
 (unaudited)                                    -                   -
Balance, June 30, 2000
 (unaudited)                                 8,748,000  $            8,748



                                            Additional            Stock
                                             Paid In            Subscription
                                             Capital            Receivable



Balance, December 31, 1999              $      298,146    $        (15)

Net loss for the six months
 ended June 30, 2000
 (unaudited)                                    -                   -

Balance, June 30, 2000
 (unaudited)                            $      298,146    $         (15)



                                                Deficit
                                                Accumulated
                                                During the
                                                Development
                                                Stage



Balance, December 31, 1999                     $    (449,378)

Net loss for the six months
 ended June 30, 2000
 (unaudited)                                         (10,229)

Balance, June 30, 2000
 (unaudited)                                   $     (459,607)




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                        For the
                                                   Six Months Ended
                                                        June 30

                                                     2000        1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

   (Loss) from operations                      $    (10,229) $  (253,478)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
     Depreciation and amortization expense              428       15,075
     Common stock issued for services                  --        182,394
   Changes in operating assets and liabilities:
     Decrease in goodwill                              --           --
     (Increase) decrease in inventory                  --        (16,000)
     Increase (decrease) in accounts payable            800       (5,000)
     Increase (decrease) in interest payable          6,721        1,055
     Increase (decrease) in notes
      payable - related                                --         (4,500)
       Net Cash (Used) by Operating
        Activities                                   (2,280)     (80,454)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of equipment                               --           --
   Purchase of distribution rights                     --           --

       Net Cash (Used) by Investing
        Activities                                     --           --

CASH FLOWS FROM FINANCING
    ACTIVITIES

   Proceeds from common stock                          --         52,000

       Net Cash Provided by Financing
        Activities                                     --         52,000

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (2,280)     (28,454)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  2,581       39,673

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $     301    $  11,219





                                                        For the
                                                  Three Months Ended
                                                   2000          1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

   (Loss) from operations                      $    (5,942) $     (174,329)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
     Depreciation and amortization expense              214         --
     Common stock issued for services                  --        150,894
   Changes in operating assets and liabilities:
     Decrease in goodwill                              --           --
     (Increase) decrease in inventory                  --           --
     Increase (decrease) in accounts payable          2,337         --
     Increase (decrease) in interest payable          3,361         --
     Increase (decrease) in notes
      payable - related                                --           --

       Net Cash (Used) by Operating
        Activities                                      (30)     (23,435)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of equipment                               --           --
   Purchase of distribution rights                     --           --

       Net Cash (Used) by Investing
        Activities                                     --           --

CASH FLOWS FROM FINANCING
    ACTIVITIES

   Proceeds from common stock                          --         15,606

       Net Cash Provided by Financing
        Activities                                     --         15,606

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       (30)      (7,829)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    331       19,048

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $     301    $  11,219






                                                    From
                                                Inception on
                                                September 1,
                                                1998 through
                                                   June 30
                                                    2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

   (Loss) from operations                         $(459,607)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
     Depreciation and amortization expense          289,470
     Common stock issued for services                31,500
   Changes in operating assets and liabilities:
     Decrease in goodwill                            41,063
     (Increase) decrease in inventory                  --
     Increase (decrease) in accounts payable          2,600
     Increase (decrease) in interest payable         20,166
     Increase (decrease) in notes
      payable - related                               3,650

       Net Cash (Used) by Operating
        Activities                                  (71,158)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of equipment                             (5,726)
   Purchase of distribution rights                  (15,800)

       Net Cash (Used) by Investing
        Activities                                  (21,526)

CASH FLOWS FROM FINANCING
    ACTIVITIES

   Proceeds from common stock
       Net Cash Provided by Financing
        Activities                                   92,985

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       301

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   --

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $     301




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)




                                                           For the
                                                        Six Months Ended
                                                           June 30,
                                                      2000            1999

NON-CASH FINANCING ACTIVITIES:

   Issuance of stock for payment on notes         $       -       $        -
   Purchase of distribution rights for notes
     payable                                      $       -       $        -
Cash Paid For:

   Interest                                       $       -       $        -
   Income taxes                                   $       -       $        -




                                                     For the
                                               Three Months Ended
                                                     June 30,
                                                  2000         1999

NON-CASH FINANCING ACTIVITIES:

   Issuance of stock for payment on notes      $    --     $     --
   Purchase of distribution rights for notes
     payable                                   $    --     $     --

Cash Paid For:

   Interest                                    $    --     $     --
   Income taxes                                $    --     $     --






                                                From
                                                Inception on
                                                Spetember 1
                                                1998 through
                                                June 30
                                                2000

NON-CASH FINANCING ACTIVITIES:

   Issuance of stock for payment on notes      $179,394
   Purchase of distribution rights for notes
     payable                                   $300,790

Cash Paid For:

   Interest                                    $   --
   Income taxes                                $   --



                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

     On September 1, 1998, Fresh Breath Industries, Inc. (the Company) was incorporated under the laws of Nevada to engage in marketing cigars and cigar-related products.

     The Company has authorized 50,000,000 shares of $0.001 par value common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

     The Companys financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

              d.  Income Taxes

     No provision for federal income taxes has been made at June 30, 2000 due to accumulated operating losses. The minimum state franchise tax has been accrued.

     The Company has accumulated approximately $459,000 of net operating losses as of June 30, 2000, which may be used to reduce taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

     In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Basic Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                For the                      For the
                             Six Months Ended           Three Months Ended
                                June 30,                     Jube 30,
                               2000          1999          2000         1999

Numerator - loss         $   (10,229) $     (253,478)   $  (5,742) $  (174,329)
Denominator - weighted
average number of
shares outstanding         8,748,000       8,005,331    8,748,000    8,198,449

 Loss per share          $   (0.00)  $        (0.03)   $    (0.00) $     (0.02)

NOTE 3 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the sales of products under its distribution rights. Currently, management is committed to covering all operating and other costs until sufficient revenues are generated.

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

NOTE 5 -      RELATED PARTY TRANSACTIONS

     An officer of Quantum Cigar Corporation and 545-205 B.C. Ltd., who is also an officer of the Company, which held the distribution rights of Irvine Breath Products, sold these rights to the Company (Note 4). The officer is owed $134,440 at June 30, 2000 and December 31, 1999. The note is due on demand, unsecured and bears interest at 10%




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 6 -      FIXED ASSETS

     During 1999, the Company received office equipment from J&D Cigar. The equipment is depreciated over a five year life using the straight-line method of depreciation. The equipment is valued as follows:

                                  June 30
                                   2000

Office equipment                 $ 4,283
Computer equipment                 1,152
Leasehold improvements               291

Total                              5,726

Less: accumulated depreciation    (1,548

Total Net Equipment              $ 4,178

     Total depreciation expense for the six months ended June 30, 2000 and 1999 was $428 and $-0- respectively.



Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

     Fresh Breath Industries, Inc. (the Company) is a development stage Company incorporated under the laws of Nevada on September 1, 1998, to engaged in the marketing of cigars and cigar related products. As a start up enterprise the Company had no significant business operations in 1998.

     The Company has entered into various agreements with related companies to acquire the distribution rights of breath freshening products and cigars and cigar accessories. The Company entered into asset purchase agreements; (1) on October 16, 1998, the exclusive Canadian distribution rights to Irvine Breath Products and Gel Cap Breath Freshener products for $135,590 which consisted of $130,950 note and 500,000 shares of common stock, (2) on October 21, 1998, bought for the sum of $130,000 the product line called Cigar-Gone, Coffee Gone and other breath related products, and (3) on October 25, 1998, the Company bought for the sum of $50,000 and 100,000 shares of common stock the product lines and promotional materials of J&D Cigar Company, Ltd. On April 21, 1999 100,000 shares were issued to Irvine Breath Products for the cancellation of a $13,500.00 debt. 502,000 shares were issued to Irvine June 30, 1999 in lieu of debt of $125,500. J&D Cigar 160,000 shares in lieu of debt of $40,000.00 to complete the asset purchase of both companies.

     During the month of December 1998, the Company sold 4,250,000 shares for $0.01, the gross proceeds were $42,500 of which $5,515 was received subsequent to December 31, 1998. The offering under the provisions of Regulation D, Rule 504 of the Securities Act of 1934, as amended (the Act). The proceeds were used for working capital.

     For the year ended December 31, 1999 the Company issued 948,000 shares of common stock for cash and debt.

Results of Operations the First Six Month of 2000

     The Company had revenues of $ 0 for the first six months with operating expenses of $ 3,507. The Company also had no revenues in the first quarter of 1999. These amounts represent no change in the revenues and a 98.7% decrease in operating expenses for the first six months of 2000.

Net Operating Loss

     The Company has accumulated approximately 459,607 net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.






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

Item 6.           Exhibits and Reports on 8-K

a.       Exhibit 27 Financial Data Schedule
b.       Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the six months ended June 30, 1999.





                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FRESH BREATH INDUSTRIES, INC.


Dated: __________, 2000

                                                By:_____________________
                                                   Catherine Edwards
                                                   Secretary