Form 10-Q
period 2000-09-06
FRESH BREATH INDUSTRIES INC
filed 2000-10-26
CIK 1077919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly report ended September 30, 2000
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of September 30, 2000
Common Stock, $0.01                                 11,748,900







                                TABLE OF CONTENTS

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements                3

                           Consolidated Balance Sheets  September 30, 2000
                              And September 30, 1999                        4

                           Consolidated Statements of Operations  nine months
                              Ended September 30, 2000 and 1999             5

                           Consolidated Statements of Stockholders Equity  6-7

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2000 and 1999          8-9

                           Notes to Consolidated Financial Statements     10-12

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                        13

                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                14

Item 2.                    Changes in Security                              14

Item 3.                    Defaults Upon Senior Securities                  14

Item 4.                    Submission of Matter to a Vote of
                               Securities Holders                           15

Item 5.                    Other Information                                15

Item 6.                    Exhibits and Reports of Form 8-K                 15

                           Signatures                                       16






                                     PART 1

Item 1.           Financial Statement

     The following unaudited Financial Statements for the period ended September 30, 2000 have been prepared by the Company.





                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

























                         FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet



                                      ASSETS

                                            September 30,     December 31,
                                                 2000          1999
                                             (Unaudited)
CURRENT ASSETS

   Cash$                                         599             $2,581

     Total Current Assets                        599              2,581

FIXED ASSETS (NET)(Note 6)                     3,750              4,606

     TOTAL ASSETS                             $4,349             $7,187


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                        $     264             $1,801
   Notes payable - related parties (Note 5)   69,777            134,440
   Accrued interest                           23,079             13,445

     Total Current Liabilities                93,120            149,686

     Total Liabilities                        93,120            149,686

STOCKHOLDERS EQUITY (DEFICIT)

    Common stock, $0.001 par
    value, authorized 50,000,000
    shares; 11,748,000 and 8,748,000
    shares issued and
    outstanding, respectively                 11,748              8,748
   Additional paid-in capital                481,146            298,146
   Stock subscription receivable                (15)               (15)
   Deficit accumulated during the
   development stage                       (581,650)          (449,378)

     Total Stockholders Equity (Deficit)    (88,771)          (142,499)

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
      (DEFICIT)                            $   4,349          $   7,187



                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                     For the                       For the
                                   Nine Months Ended               Three Months
                                                                       Ended
                                    September 30,                  September30,
                                             2000          1999            2000

REVENUE                                $         -     $        -     $        -

OPERATING EXPENSES

   Depreciation and amortization
    expenses                                   856         49,727            428
   Professional services                     2,337         22,295              -
   General and administrative              119,445         45,497        118,704

     Total Operating Expenses              122,638        117,519        119,132

LOSS FROM OPERATIONS                      (122,638)      (117,519)     (119,132)

OTHER EXPENSES

   Loss on inventory discontinuation             -              -              -
   Interest expense                        (9,634)        (9,929)        (2,912)

     Total Other Expenses                  (9,634)        (9,929)        (2,912)

NET LOSS                              $  (132,272)    $ (127,448)     $(122,044)

BASIC LOSS PER SHARE                   $     (0.01)        (0.02)     $  0.01)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      9,248,000      8,005,331      9,248,000



                                                            From
                                            For The      Inception on
                                      Three Months Ended  September 1,
                                         September 30,   1998 Through
                                                        September 30,
                                              1999           2000

REVENUE                                $         -     $        -

OPERATING EXPENSES

   Depreciation and amortization
    expenses                                17,584        289,898
   Professional services                       357         32,226
   General and administrative                3,382        196,607

     Total Operating Expenses               21,323        518,731

LOSS FROM OPERATIONS                       (21,323)      (518,731)

OTHER EXPENSES

   Loss on inventory discontinuation             -        (30,967)
   Interest expense                              -        (31,952)

     Total Other Expenses                        -        (62,919)

NET LOSS                           $        (21,323)      (581,650)

BASIC LOSS PER SHARE                   $     (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        8,198,449




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)


                                                           Additional
                                         Common Stock       Paid-in
                                      Shares      Amount     Capital

From inception of development
 stage, August 31, 1998                   $           -$          -

September 15, 1998, common
 stock issued for cash at $0.01
 per share                          400,000         400       3,600

September 15, 1998, common
 stock issued for services at
 $0.01 per share                  2,550,000       2,550      22,950

November 15, 1998, common
 stock issued for services at
 $0.01 per share                    600,000         600       5,400

December 1, 1998, common
 stock issued for cash at
 $0.01 per share                  4,250,000       4,250      38,250

Net loss for the year ended
 December 31, 1998                        -           -           -

Balance, December 31, 1998        7,800,000       7,800      70,200

February 10, 1999, common
 stock issued for conversion
 of debt at $0.17 per share         100,000         100      16,794

Receipt of subscription
 receivable                               -           -           -
March 15, 1999, common
 stock issued for cash at
 $0.25 per share                    186,000         186      46,314

April 29, 1999, common stock
 issued for conversion of debt
 at $0.25 per share                 662,000         662     164,838

Net loss for the year ended
 December 31, 1999                        -           -           -

Balance, December 31, 1999        8,748,000   $   8,748   $ 298,146


                                                        Deficit
                                                        Accumulated
                                        Stock           During the
                                        Subscription    Development
                                        Receivable      Stage

 From inception of development
 stage, August 31, 1998              $     -          $    -

September 15, 1998, common
 stock issued for cash at $0.01
 per share                                 -               -

September 15, 1998, common
 stock issued for services at
 $0.01 per share                            -              -

November 15, 1998, common
 stock issued for services at
 $0.01 per share                            -              -

December 1, 1998, common
 stock issued for cash at
 $0.01 per share                       (5,515)             -


Net loss for the year ended
 December 31, 1998                         -            (37,026)


Balance, December 31, 1998            (5,515)           (37,026)

February 10, 1999, common
 stock issued for conversion
 of debt at $0.17 per share                -                -

Receipt of subscription
 receivable                                -                -


March 15, 1999, common
 stock issued for cash at
 $0.25 per share                         5,500              -

April 29, 1999, common stock
 issued for conversion of debt
 at $0.25 per share                        -                -


Net loss for the year ended
 December 31, 1999                         -           (412,352)

Balance, December 31, 1999           $     (15)      $ (449,378)


                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)


                                                             Additional
                                        Common Stock          Paid-in
                                     Shares        Amount     Capital

Balance, December 31, 1999         8,748,000   $    8,748   $  298,146

September 14, 2000, common
 stock issued for conversion of
 debt and services at $0.062
 per share                         3,000,000        3,000      183,000   -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                               -            -            -
Balance, September 30, 2000
 (unaudited)                      11,748,000   $   11,748   $  481,146




                                                   Deficit
                                                 Accumulated
                                      Stock       During the
                                 Subscription    Development
                                   Receivable       Stage

Balance, December 31, 1999        $     (15)   $(449,378)

September 14, 2000, common
 stock issued for conversion of
 debt and services at $0.062
 per share                                -
                                                       -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                              -     (132,272)

Balance, September 30, 2000
 (unaudited)                      $     (15)   $(581,650)




                          FRESH BREATH INDUSTRIES,INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                  For the           For the
                                            Nine Months Ended     Three Months
                                              September 30,   Ended September 30
                                            2000         1999         2000

CASH FLOWS FROM OPERATING
 ACTIVITIES

   (Loss) from operations             $    (132,272) $  (127,448)   $(122,044)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
   deprciation and amortization expense         856       49,727          428
     Common stock issued for services       111,000         -         111,000
    (Increase) decrease in accounts
      receivable                                -        (14,275)         -
     Decrease in goodwill                       -           -             -
     (Increase) decrease in inventory           -          7,939          -
     Increase (decrease) in accounts payable (1,538)      (3,831)      (2,337)
     Increase (decrease) in interest payable  9,633       10,055        2,912

       Net Cash (Used) by Operating
        Activities                          (12,321)     (77,833)      (10,041)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of equipment                        -        (13,208)         -
   Purchase of distribution rights              -           -             -
    Net Cash (Used) by Investing
        Activities                              -       (13,208)          -

CASH FLOWS FROM FINANCING
    ACTIVITIES

   Increase (decrease) in notes
    payable - related                       10,339          -           10,339
   Contributed capital                        -          3,374            -
   Proceeds from common stock                 -         52,000            -

       Net Cash Provided by Financing
        Activities                          10,339      55,374          10,330

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           (1,982)    (35,667)            298

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         2,581      39,673             301

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $     599  $    4,006       $     599




                                                                      From
                                                                   Inception on
                                                    For the        September 1
                                             Three months ended    1998 through
                                                September 30         June 30
                                                      1999            2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

   (Loss) from operations                        $    (29,539)   $   (581,650)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
     Depreciation and amortization expense             21,701        289,898
     Common stock issued for services                     -          142,500
   Changes in operating assets and liabilities:
  (Increase) decrease in accounts
      receivable                                       5,422            -
     Decrease in goodwill                                 -          41,063
     (Increase) decrease in inventory                  7,939            -
     Increase (decrease) in accounts payable         (13,66)            263
     Increase (decrease) in interest payable           9,000         23,078

       Net Cash (Used) by Operating
        Activities                                       855         (84,848)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of equipment                             (13,208)        (5,726)
   Purchase of distribution rights                      -           (15,800)

       Net Cash (Used) by Investing
        Activities                                   (13,208)       (21,526)

CASH FLOWS FROM FINANCING
    ACTIVITIES

   Increase (decrease) in notes
   notes payable - related                              -            13,988
   Contributed capital                                  -            -
   Proceeds from common stock                          5,500         92,985

       Net Cash Provided by Financing
        Activities                                     5,500        106,973

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (6,853)          599

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  10,859            -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   4,006     $     599








                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                     For the           For the
                                Nine months ended    Three months ended
                                  September 30,        September 30,
                                2000         1999       2000
NON-CASH FINANCING ACTIVITIES:

   Issuance of stock for
   payment on notes              $ 75,000   $179,000   $ 75,000
   Purchase of distribution
   rights for notes payable     $       - $        -  $       -

Cash Paid For:

   Interest                     $       - $        -  $       -
   Income taxes                 $       - $        -  $       -








                                                           From
                                                         Inception on
                                             For the     September 1
                                    three months ended   1998 through
                                        September 30     September 30
                                             1999            2000


NON-CASH FINANCING ACTIVITIES:

   Issuance of stock for
   payment on notes                           $179,000   $179,394
   Purchase of distribution
   rights for notes payable                   $   -      $300,790

Cash Paid For:

   Interest                                   $   -      $   -
   Income taxes                               $   -      $   -



                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

              d.  Income Taxes

     No provision for federal income taxes has been made at September 30, 2000 due to accumulated operating losses. The minimum state franchise tax has been accrued.

     The Company has accumulated approximately $581,000 of net operating losses as of September 30, 2000, which may be used to reduce taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

     In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.






                         FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Basic Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                        For the              For the
                                   Nine Months Ended    Three Months Ended
                                     September 30,          September 30,
                                2000             1999      2000           1999

 Numerator - loss      $       (132,273) $    (127,448)  $  (122,044) $ (21,323)
 Denominator - weighted
 average number of
 shares outstanding           9,248,000      8,005,331     9,248,000   8,198,449

Loss per share         $         (0.01)  $      (0.02)   $    (0.01) $    (0.00)

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

NOTE 5 -      RELATED PARTY TRANSACTIONS

     An officer of Quantum Cigar Corporation and 545-205 B.C. Ltd., who is also an officer of the Company, which held the distribution rights of Irvine Breath Products, sold these rights to the Company (Note 4). The officer is owed $134,440 at June 30, 2000 and December 31, 1999. The note is due on demand, unsecured and bears interest at 10%. In September 2000, common stock was issued to reduce the above note by $75,000. The balance at September 30, 2000 is $59,440.




                          FRESH BREATH INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 6 -      FIXED ASSETS

     During 1999, the Company received office equipment from J&D Cigar. The equipment is depreciated over a five year life using the straight-line method of depreciation. The equipment is valued as follows:
                                                                September 30,
                                                                    2000

                         Office equipment               $           4,283
                         Computer equipment                         1,152
                         Leasehold improvements                       291

                                  Total                             5,726

                         Less: accumulated depreciation            (1,976)

                                  Total Net Equipment   $           3,750

     Total depreciation expense for the nine months ended September 30, 2000 and 1999 was $856 and $-0- respectively.





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

     During the month of December 1998, the Company sold 4,250,000 shares for $0.01, the gross proceeds were $42,500 of which $5,515 was received subsequent to December 31, 1998. The offering under the provisions of Regulation D, Rule 504 of the Securities Act of 1934, as amended (the Act). The proceeds were used for working capital. For the year ended December 31, 1999 the Company issued 8,748,000 shares of common stock for cash and debt. As of September 30, 2000 there were 11,858,900 shares outstanding.

     On September 14, 2000 three million (3,000,000) shares of common stock were issued in cancellation of debt.


Results of Operations the First Nine Months of 2000

The Company had revenues of $ 0 for the nine months with operating expenses of $ 122,638 and other expenses of $9,634. The Company also had no revenues in the first nine months of 1999 and operating expense of $117,519 and other expenses of $9,929. These amounts represent no change in the revenues and a 3.8% increase in operating expenses for the first nine months of 2000.



Net Operating Loss

     The Company has accumulated approximately 581,650 net operating loss carryforwards as of September 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used.

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

Item 2.           Changes in Securities

     Three million shares (3,000,000) of common stock were issued September14, 2000 for a cancellation of $75,000 of debt.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to be a Vote of Security Holders

         None.

Item 5.           Other Information

         This item is not applicable to the Company.

Item 6.           Exhibits and Reports on 8-K

a.       Exhibit 27 Financial Data Schedule
b.       Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the nine months ended September 30, 1999.



                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               FRESH BREATH INDUSTRIES, INC.


Dated: October 25, 2000

                                                   By:/S/ Catherine Edwards
                                                          Catherine Edwards
                                                          Secretary